Form 10-K
period 2021-12-31
BANK 2020-BNK30
filed 2022-03-15
CIK 1832874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Not applicable.

EXPLANATORY NOTES

The 605 Third Avenue Mortgage Loan, the McClellan Park Mortgage Loan, the McDonald's Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan, which constituted approximately 9.8%, 9.2%, 8.6%, 4.9% and 3.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 605 Third Avenue Mortgage Loan, four other pari passu loans and three subordinate companion loans, each of which are not assets of the issuing entity, (b) with respect to the McClellan Park Mortgage Loan, seven other pari passu loans, which are not assets of the issuing entity, (c) with respect to the McDonald's Global HQ Mortgage Loan, four other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity, (d) with respect to the ExchangeRight Net Leased Portfolio #41 Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Fresh Pond Cambridge Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 605 Third Avenue Mortgage Loan, the McClellan Park Mortgage Loan, the McDonald's Global HQ Mortgage Loan, the ExchangeRight Net Leased Portfolio #41 Mortgage Loan and the Fresh Pond Cambridge Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 711 Fifth Avenue Mortgage Loan, which constituted approximately 1.8% of the asset pool of the issuing entity as of its cut-off date.  The 711 Fifth Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 711 Fifth Avenue Mortgage Loan and twenty-three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2020-GC47 transaction, Commission File Number 333-226082-07 (the “GSMS 2020-GC47 Transaction”). This loan combination, including the 711 Fifth Avenue Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2020-GC47 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Miami Design District Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date.  The Miami Design District Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Miami Design District Mortgage Loan, thirteen other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity.  This loan combination, including the Miami Design District Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Miami Design District loan combination in the BANK 2021-BNK33 transaction, Commission File Number 333-228375-06 (the “BANK 2021-BNK33 Transaction”).  After the closing of the BANK 2021-BNK33 Transaction on May 20, 2021, this loan combination, including the Miami Design District Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BANK 2021-BNK33 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Miami Design District Mortgage Loan, the Coleman Highline Mortgage Loan, the Grace Building Mortgage Loan, the 250 West 57th Street Mortgage Loan, The Arboretum Mortgage Loan, the 1890 Ranch Mortgage Loan and the 711 Fifth Avenue Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Miami Design District Mortgage Loan, the Coleman Highline Mortgage Loan, the Grace Building Mortgage Loan, the 250 West 57th Street Mortgage Loan, The Arboretum Mortgage Loan, the 1890 Ranch Mortgage Loan and the 711 Fifth Avenue Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Miami Design District Mortgage Loan, the Grace Building Mortgage Loan and the 711 Fifth Avenue Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Miami Design District Mortgage Loan, the Coleman Highline Mortgage Loan, the 250 West 57th Street Mortgage Loan, The Arboretum Mortgage Loan and the 1890 Ranch Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of  the mortgage loans serviced under the Pooling and Servicing Agreement, the 711 Fifth Avenue Mortgage Loan, the Grace Building Mortgage Loan, the Coleman Highline Mortgage Loan, the 250 West 57th Street Mortgage Loan, The Arboretum Mortgage Loan, the 1890 Ranch Mortgage Loan and the Miami Design District Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the GSMS 2020-GC47 Transaction, the trust and servicing agreement for the Grace Trust 2020-GRCE Transaction, the pooling and servicing agreement for the BANK 2020-BNK29 Transaction and the pooling and servicing agreement for the BANK 2021-BNK33 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the 711 Fifth Avenue Mortgage Loan, the Grace Building Mortgage Loan, the Coleman Highline Mortgage Loan, the 250 West 57th Street Mortgage Loan, The Arboretum Mortgage Loan, the 1890 Ranch Mortgage Loan and the Miami Design District Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 711 Fifth Avenue Mortgage Loan, the Grace Building Mortgage Loan, the Coleman Highline Mortgage Loan, the 250 West 57th Street Mortgage Loan, The Arboretum Mortgage Loan, the 1890 Ranch Mortgage Loan and the Miami Design District Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the 711 Fifth Avenue Mortgage Loan, the Grace Building Mortgage Loan, the Coleman Highline Mortgage Loan, the 250 West 57th Street Mortgage Loan, The Arboretum Mortgage Loan, the 1890 Ranch Mortgage Loan and the Miami Design District Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 711 Fifth Avenue Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2020-GC47 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2020-GC47 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2020-GC47 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Miami Design District Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2021-BNK33 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2021-BNK33 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2021-BNK33 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association (“Wells Fargo”), as certificate administrator (attached to this Form 10-K as Exhibit 35.3), discloses that the following material instance of noncompliance occurred with respect to the Pooling And Servicing Agreement:

The January 15, 2021 distribution (the "January Distribution"), due to holders of certificates of the BANK 2020-BANK30 Commercial Mortgage Pass-Through Certificates, Series 2020-BNK30, was made one business day late on January 19, 2021 by Wells Fargo. The inadvertent delay in the required distribution, consisting of approximately $2.88 million, was because of an administrative error relating to late input of information in an internal system. The error resulted in a delay in the release of the payment information to the payment processing system. The impact of this error was limited to the January Distribution.

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

4.5           Pooling and Servicing Agreement, dated as of May 1, 2021, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 21, 2021 under Commission File No. 333-228375-05 and incorporated by reference herein)

4.6           Intercreditor Agreement, dated as of November 23, 2020, by and among Morgan Stanley Bank, N.A., as Note A-1 Holder, Morgan Stanley Bank, N.A., as Note A-2 Holder, Morgan Stanley Bank, N.A., as Note A-3 Holder, Morgan Stanley Bank, N.A., as Note A-4 Holder, Morgan Stanley Bank, N.A., as Note A-5 Holder, Sun Life Assurance Company of Canada, as Note B-1 Holder, Sun Life Hong Kong Limited, as Note B-2 Holder, Sun Life Insurance (Canada) Limited, as Note B-3 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 22, 2020 under Commission File No. 333-228375-05 and incorporated by reference herein)

4.7           Co-Lender Agreement, dated as of November 20, 2020, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, Wells Fargo Bank, National Association, as Initial Note A-4 Holder, Wells Fargo Bank, National Association, as Initial Note A-5 Holder, Goldman Sachs Bank USA, as Initial Note A-6 Holder, Goldman Sachs Bank USA, as Initial Note A-7 Holder, and Goldman Sachs Bank USA, as Initial Note A-8 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 22, 2020 under Commission File No. 333-228375-05 and incorporated by reference herein)

4.8           Amended and Restated Agreement Between Noteholders, dated as of May 18, 2021, by and among Bank of America, N.A., as Note A-1 Holder, Bank of America, N.A., as Note A-12 Holder, Bank of America, N.A., as Note A-14 Holder, Bank of America, N.A., as Note A-15 Holder, Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of BANK 2020-BNK30, Commercial Mortgage Pass-Through Certificates, Series 2020-BNK30, as Note A-3 Holder and as Note A-6 Holder, Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of BANK 2021-BNK31, Commercial Mortgage Pass-Through Certificates, Series 2021-BNK31, as Note A-2 Holder and as Note A-7 Holder, Wilmington Trust, National Association, as Trustee for the Benefit of the Registered Holders of BANK 2021-BNK32, Commercial Mortgage Pass-Through Certificates, Series 2021-BNK32, as Note A-4 Holder, as Note A-8 Holder, as Note A-10 Holder and as Note A-11 Holder, Wells Fargo Bank, National Association, as Trustee on Behalf of the Registered Holders of CSAIL 2021-C20 Commercial Mortgage Pass-Through Certificates, Series 2021-C20, as Note A-5 Holder, as Note A-9 Holder, and as Note A-13 Holder, and CF MDD Holdings LLC, as Note B Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 19, 2021 under Commission File No. 333-228375-05 and incorporated by reference herein)

4.9           Agreement Between Noteholders, dated as of October 29, 2020, by and among Bank of America, N.A., as Initial Note A-1 Holder, Bank of America, N.A., as Initial Note A-2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, Bank of America, N.A., as Initial Note A-4 Holder, Bank of America, N.A., as Initial Note A-5 Holder, Bank of America, N.A., as Initial Note A-6 Holder, Bank of America, N.A., as Initial Agent, and Bank of America, N.A., as Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 22, 2020 under Commission File No. 333-228375-05 and incorporated by reference herein)

4.10         Agreement Between Note Holders, dated as of November 30, 2020, by and among Wells Fargo Bank, National Association, as Initial Note A-1 Holder and Initial Agent, Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and Wells Fargo Bank, National Association, as Initial Note A-3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 22, 2020 under Commission File No. 333-228375-05 and incorporated by reference herein)

4.11         Co-Lender Agreement, dated as of November 18, 2020, among Bank of America, National Association, as an Initial Note A Holder, JPMorgan Chase Bank, National Association, as an Initial Note A Holder, Column Financial, Inc., as an Initial Note A Holder, DBR Investments Co. Limited, as an Initial Note A Holder, Bank of America, National Association, as Initial Note B-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note B-2 Holder, Column Financial, Inc., as Initial Note B-3 Holder and DBR Investments Co. Limited, as Initial Note B-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 22, 2020 under Commission File No. 333-228375-05 and incorporated by reference herein)

4.12         Agreement Between Note Holders, dated as of November 30, 2020, by and among Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 22, 2020 under Commission File No. 333-228375-05 and incorporated by reference herein)

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

4.14         Agreement Between Note Holders, dated as of December 22, 2020, by and among Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 22, 2020 under Commission File No. 333-228375-05 and incorporated by reference herein)

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

4.16         Agreement Between Note Holders, dated as of November 30, 2020, by and among Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 22, 2020 under Commission File No. 333-228375-05 and incorporated by reference herein)

4.17         Agreement Between Noteholders, dated as of May 21, 2020, by and among Goldman Sachs Bank USA, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 Holder, Initial Note A- 1-4 Holder, Initial Note A-1-5 Holder, Initial Note A-1-6 Holder, Initial Note A-1-7 Holder, Initial Note A-1-8 Holder, Initial Note A-1-9 Holder, Initial Note A-1-10 Holder, Initial Note A- 1-11 Holder, Initial Note A-1-12 Holder, Initial Note A-1-13 Holder, Initial Note A-1-14 Holder, Initial Note A-1-15 Holder, Initial Note A-1-16 Holder and Initial Note A-1-17 Holder, and Bank of America, N.A., as Initial Note A-2-1 Holder, Initial Note A-2-2 Holder, Initial Note A-2-3 Holder and Initial Note A-2-4 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 22, 2020 under Commission File No. 333-228375-05 and incorporated by reference herein)

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

33.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6         Wells Fargo Bank, National Association, as Certificate Administrator

33.7         Wells Fargo Bank, National Association, as Custodian

33.8         Park Bridge Lender Services LLC, as Operating Advisor

33.9         CoreLogic Solutions, LLC, as Servicing Function Participant

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 33.1)

33.13       Greystone Servicing Company LLC, as Special Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 33.3)

33.14       Wilmington Trust, National Association, as Trustee of the 605 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the 605 Third Avenue Mortgage Loan (see Exhibit 33.7)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the 605 Third Avenue Mortgage Loan (see Exhibit 33.8)

33.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 605 Third Avenue Mortgage Loan (see Exhibit 33.9)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the McClellan Park Mortgage Loan (see Exhibit 33.1)

33.20       Greystone Servicing Company LLC, as Special Servicer of the McClellan Park Mortgage Loan (see Exhibit 33.3)

33.21       Wilmington Trust, National Association, as Trustee of the McClellan Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the McClellan Park Mortgage Loan (see Exhibit 33.7)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the McClellan Park Mortgage Loan (see Exhibit 33.8)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the McClellan Park Mortgage Loan (see Exhibit 33.9)

33.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.1)

33.27       Greystone Servicing Company LLC, as Special Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.3)

33.28       Wilmington Trust, National Association, as Trustee of the McDonald's Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.7)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.8)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the McDonald's Global HQ Mortgage Loan (see Exhibit 33.9)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 33.1)

33.34       Greystone Servicing Company LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 33.3)

33.35       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 33.7)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 33.8)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 33.9)

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 33.1)

33.41       Greystone Servicing Company LLC, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 33.3)

33.42       Wilmington Trust, National Association, as Trustee of the Fresh Pond Cambridge Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 33.7)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 33.8)

33.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 33.9)

33.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.48       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.9)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan (see Exhibit 33.1)

33.55       Situs Holdings, LLC, as Special Servicer of the Grace Building Mortgage Loan

33.56       Wilmington Trust, National Association, as Trustee of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Grace Building Mortgage Loan (see Exhibit 33.7)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Grace Building Mortgage Loan (see Exhibit 33.8)

33.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grace Building Mortgage Loan (see Exhibit 33.9)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 33.1)

33.62       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan

33.63       Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 33.7)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 33.9)

33.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.69       Rialto Capital Advisors, LLC, as Special Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 33.62)

33.70       Wilmington Trust, National Association, as Trustee of the 250 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the 250 West 57th Street Mortgage Loan (see Exhibit 33.7)

33.72       Pentalpha Surveillance LLC, as Operating Advisor of the 250 West 57th Street Mortgage Loan (see Exhibit 33.65)

33.73       CoreLogic Solutions, LLC, as Servicing Function Participant of the 250 West 57th Street Mortgage Loan (see Exhibit 33.9)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.75       Wells Fargo Bank, National Association, as Primary Servicer of The Arboretum Mortgage Loan (see Exhibit 33.1)

33.76       Rialto Capital Advisors, LLC, as Special Servicer of The Arboretum Mortgage Loan (see Exhibit 33.62)

33.77       Wilmington Trust, National Association, as Trustee of The Arboretum Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of The Arboretum Mortgage Loan (see Exhibit 33.7)

33.79       Pentalpha Surveillance LLC, as Operating Advisor of The Arboretum Mortgage Loan (see Exhibit 33.65)

33.80       CoreLogic Solutions, LLC, as Servicing Function Participant of The Arboretum Mortgage Loan (see Exhibit 33.9)

33.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.82       Wells Fargo Bank, National Association, as Primary Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 33.1)

33.83       Rialto Capital Advisors, LLC, as Special Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 33.62)

33.84       Wilmington Trust, National Association, as Trustee of the 1890 Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Custodian of the 1890 Ranch Mortgage Loan (see Exhibit 33.7)

33.86       Pentalpha Surveillance LLC, as Operating Advisor of the 1890 Ranch Mortgage Loan (see Exhibit 33.65)

33.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1890 Ranch Mortgage Loan (see Exhibit 33.9)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

33.89       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan (see Exhibit 33.1)

33.90       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 33.62)

33.91       Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 33.7)

33.93       Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 33.8)

33.94       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 33.9)

33.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.11)

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

34.5         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6         Wells Fargo Bank, National Association, as Certificate Administrator

34.7         Wells Fargo Bank, National Association, as Custodian

34.8         Park Bridge Lender Services LLC, as Operating Advisor

34.9         CoreLogic Solutions, LLC, as Servicing Function Participant

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.11       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 34.1)

34.13       Greystone Servicing Company LLC, as Special Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 34.3)

34.14       Wilmington Trust, National Association, as Trustee of the 605 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the 605 Third Avenue Mortgage Loan (see Exhibit 34.7)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the 605 Third Avenue Mortgage Loan (see Exhibit 34.8)

34.17       CoreLogic Solutions, LLC, as Servicing Function Participant of the 605 Third Avenue Mortgage Loan (see Exhibit 34.9)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the McClellan Park Mortgage Loan (see Exhibit 34.1)

34.20       Greystone Servicing Company LLC, as Special Servicer of the McClellan Park Mortgage Loan (see Exhibit 34.3)

34.21       Wilmington Trust, National Association, as Trustee of the McClellan Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the McClellan Park Mortgage Loan (see Exhibit 34.7)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the McClellan Park Mortgage Loan (see Exhibit 34.8)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the McClellan Park Mortgage Loan (see Exhibit 34.9)

34.25       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.1)

34.27       Greystone Servicing Company LLC, as Special Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.3)

34.28       Wilmington Trust, National Association, as Trustee of the McDonald's Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.7)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.8)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the McDonald's Global HQ Mortgage Loan (see Exhibit 34.9)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 34.1)

34.34       Greystone Servicing Company LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 34.3)

34.35       Wilmington Trust, National Association, as Trustee of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 34.7)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 34.8)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 34.9)

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 34.1)

34.41       Greystone Servicing Company LLC, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 34.3)

34.42       Wilmington Trust, National Association, as Trustee of the Fresh Pond Cambridge Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 34.7)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 34.8)

34.45       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 34.9)

34.46       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.48       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.9)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan (see Exhibit 34.1)

34.55       Situs Holdings, LLC, as Special Servicer of the Grace Building Mortgage Loan

34.56       Wilmington Trust, National Association, as Trustee of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Grace Building Mortgage Loan (see Exhibit 34.7)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Grace Building Mortgage Loan (see Exhibit 34.8)

34.59       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grace Building Mortgage Loan (see Exhibit 34.9)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 34.1)

34.62       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan

34.63       Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 34.7)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 34.9)

34.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.69       Rialto Capital Advisors, LLC, as Special Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 34.62)

34.70       Wilmington Trust, National Association, as Trustee of the 250 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the 250 West 57th Street Mortgage Loan (see Exhibit 34.7)

34.72       Pentalpha Surveillance LLC, as Operating Advisor of the 250 West 57th Street Mortgage Loan (see Exhibit 34.65)

34.73       CoreLogic Solutions, LLC, as Servicing Function Participant of the 250 West 57th Street Mortgage Loan (see Exhibit 34.9)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.75       Wells Fargo Bank, National Association, as Primary Servicer of The Arboretum Mortgage Loan (see Exhibit 34.1)

34.76       Rialto Capital Advisors, LLC, as Special Servicer of The Arboretum Mortgage Loan (see Exhibit 34.62)

34.77       Wilmington Trust, National Association, as Trustee of The Arboretum Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of The Arboretum Mortgage Loan (see Exhibit 34.7)

34.79       Pentalpha Surveillance LLC, as Operating Advisor of The Arboretum Mortgage Loan (see Exhibit 34.65)

34.80       CoreLogic Solutions, LLC, as Servicing Function Participant of The Arboretum Mortgage Loan (see Exhibit 34.9)

34.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.82       Wells Fargo Bank, National Association, as Primary Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 34.1)

34.83       Rialto Capital Advisors, LLC, as Special Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 34.62)

34.84       Wilmington Trust, National Association, as Trustee of the 1890 Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Custodian of the 1890 Ranch Mortgage Loan (see Exhibit 34.7)

34.86       Pentalpha Surveillance LLC, as Operating Advisor of the 1890 Ranch Mortgage Loan (see Exhibit 34.65)

34.87       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1890 Ranch Mortgage Loan (see Exhibit 34.9)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

34.89       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan (see Exhibit 34.1)

34.90       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 34.62)

34.91       Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 34.7)

34.93       Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 34.8)

34.94       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 34.9)

34.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.11)

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

35.2         National Cooperative Bank, N.A., as NCB Master Servicer

35.3         Greystone Servicing Company LLC, as General Special Servicer

35.4         National Cooperative Bank, N.A., as NCB Special Servicer (see Exhibit 35.2)

35.5         Wells Fargo Bank, National Association, as Certificate Administrator

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 35.1)

35.8         Greystone Servicing Company LLC, as Special Servicer of the 605 Third Avenue Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the McClellan Park Mortgage Loan (see Exhibit 35.1)

35.10       Greystone Servicing Company LLC, as Special Servicer of the McClellan Park Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 35.1)

35.12       Greystone Servicing Company LLC, as Special Servicer of the McDonald's Global HQ Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 35.1)

35.14       Greystone Servicing Company LLC, as Special Servicer of the ExchangeRight Net Leased Portfolio #41 Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 35.1)

35.16       Greystone Servicing Company LLC, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.18       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan (see Exhibit 35.1)

35.20       Situs Holdings, LLC, as Special Servicer of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 35.1)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 35.1)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 35.22)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of The Arboretum Mortgage Loan (see Exhibit 35.1)

35.26       Rialto Capital Advisors, LLC, as Special Servicer of The Arboretum Mortgage Loan (see Exhibit 35.22)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 35.1)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 35.22)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan (see Exhibit 35.1)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 35.22)

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

Date: March 15, 2022