Form 10-K
period 2024-12-31
BANK 2020-BNK30
filed 2025-03-11
CIK 1832874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

LNR Partners, LLC is the special servicer of The Grace Building Mortgage Loan on and after August 27, 2024, which constituted approximately 7.4 of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of The Grace Building Mortgage Loan from  August 27, 2024 to December 31, 2024. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, LNR Partners, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the 711 Fifth Avenue Mortgage Loan, the Grace Building Mortgage Loan, the Coleman Highline Mortgage Loan, the 250 West 57th Street Mortgage Loan, The Arboretum Mortgage Loan, the 1890 Ranch Mortgage Loan and the Miami Design District Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the 711 Fifth Avenue Mortgage Loan and the Grace Building Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of KeyBank National Association as special servicer of the 711 Fifth Avenue Mortgage Loan, Situs Holdings, LLC as special servicer of the Grace Building Mortgage Loan prior to August 27, 2024 and LNR Partners, LLC, as special servicer of the Grace Building Mortgage Loan on and after August 27, 2024 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as special servicer of the 711 Fifth Avenue Mortgage Loan, Situs Holdings, LLC as special servicer of the Grace Building Mortgage Loan prior to August 27, 2024 and LNR Partners, LLC, as special servicer of the Grace Building Mortgage Loan on and after August 27, 2024, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.9)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan (see Exhibit 33.1)

33.55       Situs Holdings, LLC, as Special Servicer of the Grace Building Mortgage Loan prior to August 27, 2024 (Omitted. See Explanatory Notes.)

33.56       LNR Partners, LLC, as Special Servicer of the Grace Building Mortgage Loan on and after to August 27, 2024 (Omitted. See Explanatory Notes.)

33.57       Wilmington Trust, National Association, as Trustee of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the Grace Building Mortgage Loan (see Exhibit 33.7)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the Grace Building Mortgage Loan (see Exhibit 33.8)

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grace Building Mortgage Loan (see Exhibit 33.9)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 33.1)

33.63       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan

33.64       Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wells Fargo Bank, National Association, as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 33.7)

33.66       Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 33.9)

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.69       Wells Fargo Bank, National Association, as Primary Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 33.1)

33.70       Rialto Capital Advisors, LLC, as Special Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 33.63)

33.71       Wilmington Trust, National Association, as Trustee of the 250 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the 250 West 57th Street Mortgage Loan (see Exhibit 33.7)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the 250 West 57th Street Mortgage Loan (see Exhibit 33.66)

33.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the 250 West 57th Street Mortgage Loan (see Exhibit 33.9)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of The Arboretum Mortgage Loan (see Exhibit 33.1)

33.77       Rialto Capital Advisors, LLC, as Special Servicer of The Arboretum Mortgage Loan (see Exhibit 33.63)

33.78       Wilmington Trust, National Association, as Trustee of The Arboretum Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Custodian of The Arboretum Mortgage Loan (see Exhibit 33.7)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of The Arboretum Mortgage Loan (see Exhibit 33.66)

33.81       CoreLogic Solutions, LLC, as Servicing Function Participant of The Arboretum Mortgage Loan (see Exhibit 33.9)

33.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.83       Wells Fargo Bank, National Association, as Primary Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 33.1)

33.84       Rialto Capital Advisors, LLC, as Special Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 33.63)

33.85       Wilmington Trust, National Association, as Trustee of the 1890 Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Custodian of the 1890 Ranch Mortgage Loan (see Exhibit 33.7)

33.87       Pentalpha Surveillance LLC, as Operating Advisor of the 1890 Ranch Mortgage Loan (see Exhibit 33.66)

33.88       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1890 Ranch Mortgage Loan (see Exhibit 33.9)

33.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

33.90       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan (see Exhibit 33.1)

33.91       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 33.63)

33.92       Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 33.7)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 33.8)

33.95       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 33.9)

33.96       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.11)

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

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.9)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan (see Exhibit 34.1)

34.55       Situs Holdings, LLC, as Special Servicer of the Grace Building Mortgage Loan prior to August 27, 2024 (Omitted. See Explanatory Notes.)

34.56       LNR Partners, LLC, as Special Servicer of the Grace Building Mortgage Loan on and after to August 27, 2024 (Omitted. See Explanatory Notes.)

34.57       Wilmington Trust, National Association, as Trustee of the Grace Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the Grace Building Mortgage Loan (see Exhibit 34.7)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the Grace Building Mortgage Loan (see Exhibit 34.8)

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Grace Building Mortgage Loan (see Exhibit 34.9)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 34.1)

34.63       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan

34.64       Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wells Fargo Bank, National Association, as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 34.7)

34.66       Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 34.9)

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.69       Wells Fargo Bank, National Association, as Primary Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 34.1)

34.70       Rialto Capital Advisors, LLC, as Special Servicer of the 250 West 57th Street Mortgage Loan (see Exhibit 34.63)

34.71       Wilmington Trust, National Association, as Trustee of the 250 West 57th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the 250 West 57th Street Mortgage Loan (see Exhibit 34.7)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the 250 West 57th Street Mortgage Loan (see Exhibit 34.66)

34.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the 250 West 57th Street Mortgage Loan (see Exhibit 34.9)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of The Arboretum Mortgage Loan (see Exhibit 34.1)

34.77       Rialto Capital Advisors, LLC, as Special Servicer of The Arboretum Mortgage Loan (see Exhibit 34.63)

34.78       Wilmington Trust, National Association, as Trustee of The Arboretum Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Custodian of The Arboretum Mortgage Loan (see Exhibit 34.7)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of The Arboretum Mortgage Loan (see Exhibit 34.66)

34.81       CoreLogic Solutions, LLC, as Servicing Function Participant of The Arboretum Mortgage Loan (see Exhibit 34.9)

34.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.83       Wells Fargo Bank, National Association, as Primary Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 34.1)

34.84       Rialto Capital Advisors, LLC, as Special Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 34.63)

34.85       Wilmington Trust, National Association, as Trustee of the 1890 Ranch Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Custodian of the 1890 Ranch Mortgage Loan (see Exhibit 34.7)

34.87       Pentalpha Surveillance LLC, as Operating Advisor of the 1890 Ranch Mortgage Loan (see Exhibit 34.66)

34.88       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1890 Ranch Mortgage Loan (see Exhibit 34.9)

34.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

34.90       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan (see Exhibit 34.1)

34.91       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 34.63)

34.92       Wilmington Trust, National Association, as Trustee of the Miami Design District Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Wells Fargo Bank, National Association, as Custodian of the Miami Design District Mortgage Loan (see Exhibit 34.7)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Miami Design District Mortgage Loan (see Exhibit 34.8)

34.95       CoreLogic Solutions, LLC, as Servicing Function Participant of the Miami Design District Mortgage Loan (see Exhibit 34.9)

34.96       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.11)

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

35.16       Greystone Servicing Company LLC, as Special Servicer of the Fresh Pond Cambridge Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.18       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Grace Building Mortgage Loan (see Exhibit 35.1)

35.20       Situs Holdings, LLC, as Special Servicer of the Grace Building Mortgage Loan prior to August 27, 2024 (Omitted. See Explanatory Notes.)

35.21       LNR Partners, LLC, as Special Servicer of the Grace Building Mortgage Loan on and after August 27, 2024 (Omitted. See Explanatory Notes.)

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

35.26       Wells Fargo Bank, National Association, as Primary Servicer of The Arboretum Mortgage Loan (see Exhibit 35.1)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of The Arboretum Mortgage Loan (see Exhibit 35.23)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 35.1)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the 1890 Ranch Mortgage Loan (see Exhibit 35.23)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Miami Design District Mortgage Loan (see Exhibit 35.1)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Miami Design District Mortgage Loan (see Exhibit 35.23)

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

Date: March 10, 2025